Form 10-K
period 2003-12-31
BANC OF AMERICA COMM MORT PASS THR CERTS SER 2003-2
filed 2004-03-31
CIK 1270816

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-89322-03


        Banc of America Commercial Mortgage Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-2

     (Exact name of registrant as specified in its charter)


   New York                                         54-2135784
                                                    54-2135785
                                                    54-2135786
                                                    54-6593421
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.




                               PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           12
             Class A-2                           26
             Class A-3                           10
             Class A-4                           19
             Class B                              2
             Class C                              1
             Class D                              2
             Class E                              9

             Total:                              81

  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.





                              PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.






                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.



       a) Bank of America, N.A., as Master Servicer <F1>
       b) Midland Loan Services, Inc., as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Bank of America, N.A., as Master Servicer <F1>
       b) Midland Loan Services, Inc., as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Bank of America, N.A., as Master Servicer <F1>
       b) Midland Loan Services, Inc., as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On December 04, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 24, 2003 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Banc of America Commercial Mortgage Inc.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-2
     (Registrant)



  Signed: Banc of America Commercial Mortgage Inc.
          by Wells Fargo Bank, N.A. its Attorney in fact



  By:  Beth Belfield, Assistant Vice-President

  By: /s/ Beth Belfield, Assistant Vice-President

  Dated: March 30, 2004


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  I, George Ellison, certify that:

  (a) I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust formed pursuant to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of November 1, 2003 among Banc of America Commercial Mortgage Inc., as Depositor, Bank of America, N.A., as Master Servicer, Midland Loan Services, Inc., as Special Servicer, Wells Fargo Bank Minnesota, N.A. as Trustee and REMIC Administrator;

  (b) Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  (c) Based on my knowledge, the servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement is included in these reports;

  (d) I am responsible for reviewing the activities performed by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer and Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  (e) I have disclosed to the Trust's certified public accountants all significant deficiencies relating to the Master Servicer's and Special Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement.

   In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, N.A., as Trustee; Bank of America, N.A., as Master Servicer; Midland Loan Services, Inc., as Special Servicer and Sub-Servicer; NorthMarq Capital, Inc., as Sub-Servicer; Laureate Capital LLC, as Sub-Servicer; Collateral Mortgage Capital, LLC, as Sub-Servicer; Financial Federal Savings Bank, as Sub-Servicer; and Capstone Realty Advisors, LLC, as Sub-Servicer. Capitalized terms used herein but not defined herein shall have the meanings set forth in the Pooling and Servicing Agreement.


     Date: March 30, 2004

     /s/ George Ellison
     Signature

     Senior Vice President
     Title




Ex-99.1 (a)

(logo)
PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100



Report of Independent Accountants


To the Board of Directors and Shareholders of Bank of America N.A. Capital Markets Servicing Group:


We have examined management's assertion, about Bank of America N.A.'s Capital Markets Servicing Group (CMSG), as primary servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003, included in the accompanying management assertion (see Exhibit I), except for the minimum servicing standards V.4 and VI.I, which are not applicable to such servicing. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as primary servicer, except for the minimum servicing standards V.4 and VI.I, which are not applicable to such servicing, based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Minimum servicing standards V.4 and VI.I do not apply to such servicing. Consequently, we did not perform procedures regarding the minimum servicing standards V.4 and VI.I. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

In our opinion, management's assertion that CMSG, as primary servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


/s/ Pricewaterhouse Coopers LLP
March 8, 2004




Ex-99.1 (b)


Deloitte   (logo)

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA

Tel: +1 816 464 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied with the established minimum servicing standards within its Servicing Policy as of and for the year ended December 31, 2003, dated February 5, 2004.
Management is responsible for MLS's comp1iance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about
MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public AccountantS and, according]y, included examining, on a test basis, evidence about MLS's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with the Servicing Policy.

In our opinion, management's assertion that MLS complied with the aforementioned Servicing Policy as of and for the year ended Dccember 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix
I.

/s/ Deloitte & Touche

February 5, 2004


Member of
Deloitte Touche Tohmatsu




Ex-99.2 (a)

Exhibit I

Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2004

As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


/s/ Ashish Kamit
Ashish Kamit
Senior Vice President and Managing Director
Bank of America, N .A.


/s/ J Mark Hanson
J Mark Hanson
Senior Vice President
Bank of America, N .A.


/S/ H Randell Chestnut
Senior Vice President
Bank of America, N.A.


Gary K Bettin
Senior Vice President and National Servicing Executive Bank of America, N .A.

/s/ Kevin M Shannon
Kevin M. Shannon
President
Consumer Real Estate



Bank of America, N.A.
 USA
[Olympic rings]
   2000-2004
US Olympic Teams




Ex-99.2 (b)

MIDLANDLOANSERVICES   (logo)

Management's Assertion on Compliance with the Servicing Standards
Set Forth in the Servicing Policy for the Year Ended
December 31, 2003

Report of Management

As of and for the year ended December 31, 2003, Midland Loan Services, Inc.
(MLS), an indirect wholy-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards in the Servicing Policy for commercial loans and multifamily servicing as set forth in Appendix I. The minimum servicing standards are based on the Mortgage Bankers Association of America's Uniform Singles Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing. The minimum servicing standards within the Servicing Policy do not include standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to commercial loan and multifamily servicing.


As of and for this same period, PNC was covered by a fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of $80,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

/s/ Vincent E. Beckett
Vincent E. Beckett
CFO/Executive Vice President

February 5, 2004


A Member of the PNC Financial Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be retumed to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be desposited into the custodial bank accounts and related bank clearing accounts within two business dsays of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identitied as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or Investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be postcd within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) ca1endar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




Ex-99.3 (a)

(Logo) Bank of America

Bank of America N.A.
555 South Flower Street
CA9-706-06-42
Los Angeles, CA 90071
www.bankofamerica.com

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

Re: Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series BACM 2003-2

In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities, for the period ending December 31, 2003 and of its performance under the Pooling and Servicing Agreement dated as of November 1, 2003 has been made under my supervision, (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC for the Internal Revenue Service or any other governmental agency or body.

Bank of America, N.A.

/s/ Norma Catone
Norma Catone
Vice President & Manager

(Logo) USA
2000-2001
US Olympic Teams





Ex-99.3 (b)

(Logo) MIDLANDLOANSERVICES

March 8, 2004

Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA         21045-1951

Via UPS
(410) 884-2194

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2 Pooling and Servicing Agreement

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.

/s/ Charles J. Sipple
Date 3-8-04
Charles J. Sipple
Executive Vice President

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

March 8, 2004

A member of The PNC Financial Services Group
10851 Mastin Overland Park Kansas 66210

(Logo)

cc:
     Mr. Glenn J. Reid, Esq.
     Bank of America Corporation
     Bank of America Corporate Center
     100 North Tryon Street, 20th Floor
     Charlotte, NC 28255-0000

     Attn: CMBS Surveillance
     Fitch, Inc.
     One State Street Plaza, 31st Floor
     New York, NY 10004-0000

     Mr. David A. Gertner
     NationsLink Funding Corporation
     Bank of America Corporate Center
     100 North Tryon Street
     MC1-007-11-07
     Charlotte, NC 28255-0000

     Attn: CMBS Surveillance
     Standard & Poor's Ratings Services
     55 Water Street, 41st Floor
     New York, NY 10041-0000

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

March 8, 2004





Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              392,902.60          1,005,437.29                 0.00             137,218,870.71
   A-1A                           1,935,319.73            250,917.03                 0.00             485,806,780.97
   A-2                              384,585.81                  0.00                 0.00             106,288,110.00
   A-3                              682,776.95                  0.00                 0.00             168,137,151.00
   A-4                            2,033,894.55                  0.00                 0.00             482,251,227.00
   B                                244,747.61                  0.00                 0.00              56,665,470.00
   BW-A                              23,252.82                  0.00                 0.00               2,676,087.00
   BW-B                              10,730.71                  0.00                 0.00               1,201,913.00
   BW-C                              86,142.67                  0.00                 0.00               8,790,990.00
   BW-D                              31,382.42                  0.00                 0.00               2,666,010.00
   BW-E                              44,269.90                  0.00                 0.00               3,615,624.00
   BW-F                              40,840.25                  0.00                 0.00               3,192,376.00
   BW-G                              42,692.97                  0.00                 0.00               3,089,258.00
   BW-H                              41,007.03                  0.00                 0.00               2,667,350.00
   BW-J                              45,151.57                  0.00                 0.00               2,667,350.00
   BW-K                              37,971.44                  0.00                 0.00               2,099,042.00
   BW-L                              60,837.29                  0.00                 0.00               3,534,000.00
   BW-R                                   0.00                  0.00                 0.00                       0.00
   C                                 91,346.84                  0.00                 0.00              20,987,211.00
   D                                191,305.20                  0.00                 0.00              44,073,144.00
   E                                101,496.45                  0.00                 0.00              23,085,932.00
   F                                 92,269.50                  0.00                 0.00              20,987,211.00
   G                                101,496.45                  0.00                 0.00              23,085,932.00
   H                                 92,269.50                  0.00                 0.00              20,987,211.00
   HS-A                              52,821.62                  0.00                 0.00               6,397,450.00
   HS-B                              67,804.10                  0.00                 0.00               8,212,044.00
   HS-c                              67,804.10                  0.00                 0.00               8,212,044.00
   HS-D                              67,804.10                  0.00                 0.00               8,212,044.00
   HS-E                             171,502.68                  0.00                 0.00                20,771,418.00
   J                                 83,042.55                  0.00                 0.00              18,888,490.00
   K                                 46,134.75                  0.00                 0.00              10,493,606.00
   L                                 46,134.75                  0.00                 0.00              10,493,606.00
   M                                 36,907.80                  0.00                 0.00               8,394,884.00
   N                                 36,907.80                  0.00                 0.00               8,394,885.00
   O                                 18,453.90                  0.00                 0.00               4,197,442.00
   P                                119,950.35                  0.00                 0.00              27,283,375.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   X-C                               55,383.48                  0.00                 0.00                       0.00
   X-P                              594,233.24                  0.00                 0.00                       0.00